Form 10-K
period 2022-12-31
BANK 2022-BNK44
filed 2023-03-29
CIK 1950141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2022

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-259741-04

Central Index Key Number of the issuing entity: 0001950141

BANK 2022-BNK44

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001577313

National Cooperative Bank, N.A.

(exact name of the sponsor as specified in its charter)

New York	38-4238355 38-4238356 38-7290376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

  Not applicable.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Not applicable.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Not applicable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

The BANK 2022-BNK44 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•   the Constitution Center mortgage loan, which is serviced pursuant to the MSC 2022-L8 pooling and servicing agreement attached hereto as Exhibit 4.2;

•   the One Campus Martius mortgage loan, which is serviced pursuant to the Benchmark 2022-B36 pooling and servicing agreement attached hereto as Exhibit 4.3; and

•   the High Street mortgage loan, which is serviced pursuant to the BANK 2022-BNK43 pooling and servicing agreement attached hereto as Exhibit 4.4.

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

•   The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement.  The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties.  The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction.  Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The operating advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement.  The operating advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement.  Consequently, the operating advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.  In addition, while the operating advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans.  Consequently, the operating advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   The asset representations reviewer under a pooling and servicing agreement has a limited obligation to review certain delinquent mortgage loans after a specified delinquency threshold has been met and the required percentage of certificateholders vote to direct a review of such delinquent mortgage loans, and has no obligation to collect or disburse funds in respect of the mortgage pool, to administer any of the underlying mortgage loans or to perform any servicing function.  Consequently, the asset representations reviewer under a pooling and servicing agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   National Cooperative Bank, N.A. as NCB master servicer and NCB special servicer under the BANK 2022-BNK43 pooling and servicing agreement, only has obligations in respect of certain mortgage loans sold to the BANK 2022-BNK43 securitization trust by National Cooperative Bank, N.A. Such party has no obligations with respect to any mortgage loan included in the BANK 2022-BNK44 mortgage pool and therefore in such capacity does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the MSC 2022-L8 pooling and servicing agreement, pursuant to which the Constitution Center mortgage loan is serviced, and the master servicer under the Benchmark 2022-B36, pursuant to which the One Campus Martius mortgage loan is serviced.  Because Midland Loan Services, a Division of PNC Bank, National Association is not the BANK 2022-BNK44 master servicer, is not affiliated with any sponsor and services only the Constitution Center mortgage loan and the One Campus Martius mortgage loan, which collectively constitute more than 5% but less than 10% of the mortgage pool, Midland Loan Services, a Division of PNC Bank, National Association, as MSC 2022-L8 master servicer and Benchmark 2022-B36 master servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   LNR Partners, LLC is the special servicer under the MSC 2022-L8 pooling and servicing agreement, pursuant to which the Constitution Center mortgage loan is serviced.  Because LNR Partners, LLC is not the BANK 2022-BNK44 special servicer, is not affiliated with any sponsor and services only the Constitution Center mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, LNR Partners, LLC, as MSC 2022-L8 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Midland Loan Services, a Division of PNC Bank, National Association is the special servicer under the Benchmark 2022-B36 pooling and servicing agreement, pursuant to which the One Campus Martius mortgage loan is serviced.  Because Midland Loan Services, a Division of PNC Bank, National Association is not the BANK 2022-BNK44 special servicer, is not affiliated with any sponsor and services only the One Campus Martius mortgage loan, which constitutes less than 5% of the mortgage pool, Midland Loan Services, a Division of PNC Bank, National Association, as Benchmark 2022-B36 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Greystone Servicing Company LLC is the special servicer under the BANK 2022-BNK43 pooling and servicing agreement, pursuant to which the High Street mortgage loan is serviced.  Because Greystone Servicing Company LLC is not the BANK 2022-BNK44 special servicer, is not affiliated with any sponsor and services only the High Street mortgage loan, which constitutes less than 5% of the mortgage pool, Greystone Servicing Company LLC, as BANK 2022-BNK43 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

• Wells Fargo Bank, National Association, as master servicer, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the entire mortgage pool for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2022-BNK43 pooling and servicing agreement, pursuant to which the High Street mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the High Street mortgage loan for the reporting period.

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	[Reserved]
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

Not applicable.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated November 22, 2022.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association discloses that a material instance of noncompliance occurred, as described below:

KeyBank National Association (KeyBank) has identified the following material instance of noncompliance with servicing criteria 1122(d)(4)(ix) during the calendar year ended December 31, 2022, with respect to the Platform. The material instance of noncompliance does not relate to KeyBank’s performance under any pooling and servicing agreement applicable to the securitization transaction that is the subject of this Form 10-K.

1) Servicing Criteria impacted

1122(d)(4)(ix) –Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents.

2) Material Instance of Noncompliance with Servicing Criteria

During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the Note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

3) Remediation

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of November 1, 2022, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, KeyBank National Association, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on January 19, 2023 under SEC File No. 333-259741-04 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of April 1, 2022, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, relating to the MSC 2022-L8 securitization transaction, pursuant to which the Constitution Center Mortgage Loan is serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K/A filed on January 19, 2023 under SEC File No. 333-259741-04 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of August 1, 2022, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the Benchmark 2022-B36 securitization transaction, pursuant to which the One Campus Martius Mortgage Loan is serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on November 22, 2022 under SEC File No. 333-259741-04 and incorporated by reference herein).

(4.4) Pooling and Servicing Agreement, dated as of August 1, 2022, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Greystone Servicing Company LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Computershare Trust Company, N.A., as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, relating to the BANK 2022-BNK43 securitization transaction, pursuant to which the High Street Mortgage Loan is serviced (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on November 22, 2022 under SEC File No. 333-259741-04 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Computershare Trust Company, National Association, as Certificate Administrator

33.2 Computershare Trust Company, National Association, as Custodian

33.3 Wells Fargo Bank, National Association, as Master Servicer

33.4 National Cooperative Bank, N.A., as NCB Master Servicer

33.5 KeyBank National Association, as Special Servicer

33.6 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.4)

33.7 Park Bridge Lender Services LLC, as Operating Advisor

33.8 CoreLogic Solutions, LLC, as Servicing Function Participant

33.9 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 11/22/22 to 12/31/22)

33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2022-B36 securitization, pursuant to which the following mortgage loans were serviced by such party: One Campus Martius (from 11/22/22 to 12/31/22) (see Exhibit 33.9)

33.11 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 11/22/22 to 12/31/22) (see Exhibit 33.3)

33.12 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 11/22/22 to 12/31/22) (see Exhibit 33.8)

33.13 LNR Partners, LLC, as Special Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 11/22/22 to 12/31/22)

33.14 Computershare Trust Company, National Association, as Custodian under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 11/22/22 to 12/31/22) (see Exhibit 33.2)

33.15 Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B36 securitization, pursuant to which the following mortgage loans were serviced by such party: One Campus Martius (from 11/22/22 to 12/31/22) (see Exhibit 33.2)

33.16 Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 11/22/22 to 12/31/22) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Computershare Trust Company, National Association, as Certificate Administrator

34.2 Computershare Trust Company, National Association, as Custodian

34.3 Wells Fargo Bank, National Association, as Master Servicer

34.4 National Cooperative Bank, N.A., as NCB Master Servicer

34.5 KeyBank National Association, as Special Servicer

34.6 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.4)

34.7 Park Bridge Lender Services LLC, as Operating Advisor

34.8 CoreLogic Solutions, LLC, as Servicing Function Participant

34.9 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 11/22/22 to 12/31/22)

34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2022-B36 securitization, pursuant to which the following mortgage loans were serviced by such party: One Campus Martius (from 11/22/22 to 12/31/22) (see Exhibit 34.9)

34.11 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 11/22/22 to 12/31/22) (see Exhibit 34.3)

34.12 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 11/22/22 to 12/31/22) (see Exhibit 34.8)

34.13 LNR Partners, LLC, as Special Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 11/22/22 to 12/31/22)

34.14 Computershare Trust Company, National Association, as Custodian under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 11/22/22 to 12/31/22) (see Exhibit 34.2)

34.15 Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B36 securitization, pursuant to which the following mortgage loans were serviced by such party: One Campus Martius (from 11/22/22 to 12/31/22) (see Exhibit 34.2)

34.16 Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 11/22/22 to 12/31/22) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1 Computershare Trust Company, National Association, as Certificate Administrator

35.2 Computershare Trust Company, National Association, as Custodian

35.3 Wells Fargo Bank, National Association, as Master Servicer

35.4 National Cooperative Bank, N.A., as NCB Master Servicer

35.5 KeyBank National Association, as Special Servicer

35.6 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.4)

35.7 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 11/22/22 to 12/31/22) (see Exhibit 35.3)

35.8 Computershare Trust Company, National Association, as Custodian under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 11/22/22 to 12/31/22) (see Exhibit 35.2)

35.9 Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B36 securitization, pursuant to which the following mortgage loans were serviced by such party: One Campus Martius (from 11/22/22 to 12/31/22) (see Exhibit 35.2)

35.10 Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 11/22/22 to 12/31/22) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated as of November 10, 2022, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 22, 2022 under SEC File No. 333-259741-04 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated as of November 10, 2022, between Morgan Stanley Capital I Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on November 22, 2022 under SEC File No. 333-259741-04 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated as of November 10, 2022, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on November 22, 2022 under SEC File No. 333-259741-04 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated as of November 10, 2022, between Morgan Stanley Capital I Inc. and National Cooperative Bank, N.A. (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on November 22, 2022 under SEC File No. 333-259741-04 and incorporated by reference herein).

(99.5) Agreement Between Note Holders, dated as of October 11, 2022, by and between Bank of America, N.A., as initial note A-1-1 holder, initial note A-1-2 holder, initial note A-1-3 holder and initial note A-1-4 holder, and DBR Investments Co. Limited, as initial note A-2-1 holder, initial note A-2-2 holder, initial note A-2-3 holder and initial note A-2-4 holder, relating to the Concord Mills loan combination (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on November 22, 2022 under SEC File No. 333-259741-04 and incorporated by reference herein).

(99.6) Intercreditor Agreement, dated as of March 1, 2022, by and between Morgan Stanley Bank, N.A., as note A-1 holder, as note A-2 holder, as note A-3 holder, as note A-4 holder, as note A-5 holder, as note A-6 holder, as note A-7 holder, as note A-8 holder and as note A-9 holder, Sun Life Assurance Company of Canada, as note B-1 holder, Sun Life Insurance (Canada) Limited, as note B-2 holder, and Sun Life Hong Kong Limited, as note B-3 holder, relating to the Constitution Center loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on November 22, 2022 under SEC File No. 333-259741-04 and incorporated by reference herein).

(99.7) Agreement Between Note Holders, dated as of November 22, 2022, by and between Morgan Stanley Bank, N.A., as initial note A-1 holder, Morgan Stanley Bank, N.A., as initial note A-2 holder, and Morgan Stanley Mortgage Capital Holdings LLC, as initial agent, relating to the Millennium Boston Retail loan combination (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K filed on November 22, 2022 under SEC File No. 333-259741-04 and incorporated by reference herein).

(99.8) Agreement Between Note Holders, dated as of April 29, 2022, by and between Column Financial, Inc., as initial note A-1 holder, and Morgan Stanley Bank, N.A., as initial note A-2 holder, relating to the Pacific View loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on November 22, 2022 under SEC File No. 333-259741-04 and incorporated by reference herein).

(99.9) Co-Lender Agreement, dated as of June 28, 2022, by and between JPMorgan Chase Bank, National Association, as initial note A-1 holder, JPMorgan Chase Bank, National Association, as initial note A-2 holder, JPMorgan Chase Bank, National Association, as initial note A-3 holder, JPMorgan Chase Bank, National Association, as initial note A-4 holder, JPMorgan Chase Bank, National Association, as initial note A-5 holder, Morgan Stanley Bank, N.A., as initial note A-6 holder, Morgan Stanley Bank, N.A., as initial note A-7 holder, and Morgan Stanley Bank, N.A., as initial note A-8 holder, relating to the One Campus Martius loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K filed on November 22, 2022 under SEC File No. 333-259741-04 and incorporated by reference herein).

(99.10) Co-Lender Agreement, dated as of September 22, 2022, by and among Wells Fargo Bank, National Association and Goldman Sachs Bank USA, relating to the Tanger Outlets Columbus loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K filed on November 22, 2022 under SEC File No. 333-259741-04 and incorporated by reference herein).

(99.11) Agreement Between Note Holders, dated as of July 19, 2022, by and between Wells Fargo Bank, National Association, as initial note A-1 holder, and Wells Fargo Bank, National Association, as initial note A-2 holder, relating to the High Street loan combination (filed as Exhibit 99.11 to the registrant's Current Report on Form 8-K filed on November 22, 2022 under SEC File No. 333-259741-04 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, President

(senior officer in charge of securitization of the depositor)

Date:  March 29, 2023