Form 10-K
period 2023-12-31
BANK 2022-BNK44
filed 2024-03-29
CIK 1950141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2023

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-259741-04

Central Index Key Number of the issuing entity: 0001950141

BANK 2022-BNK44

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541557

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

(667) 786‑1992

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

•   Midland Loan Services, a Division of PNC Bank, National Association was, until May 1, 2023, the special servicer under the Benchmark 2022-B36 pooling and servicing agreement, pursuant to which the One Campus Martius mortgage loan is serviced.  Because Midland Loan Services, a Division of PNC Bank, National Association is not the BANK 2022-BNK44 special servicer, is not affiliated with any sponsor and serviced only the One Campus Martius mortgage loan, which constitutes less than 5% of the mortgage pool, Midland Loan Services, a Division of PNC Bank, National Association, as Benchmark 2022-B36 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   K-Star Asset Management LLC is the current special servicer under the Benchmark 2022-B36 pooling and servicing agreement, pursuant to which the One Campus Martius mortgage loan is serviced. On May 2, 2023, Midland Loan Services, a Division of PNC Bank, National Association was replaced as special servicer under the Benchmark 2022-B36 pooling and servicing agreement and succeeded by K-Star Asset Management LLC. Because K-Star Asset Management LLC is not the BANK 2022-BNK44 special servicer, is not affiliated with any sponsor and services only the One Campus Martius mortgage loan, which constitutes less than 5% of the mortgage pool, K-Star Asset Management LLC, as Benchmark 2022-B36 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 1C.	Cybersecurity.
Omitted.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	[Reserved]
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
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

33.5 KeyBank National Association, as Special Servicer

33.6 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.4)

33.7 Park Bridge Lender Services LLC, as Operating Advisor

33.8 CoreLogic Solutions, LLC, as Servicing Function Participant

33.9 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/23 to 12/31/23)

33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2022-B36 securitization, pursuant to which the following mortgage loans were serviced by such party: One Campus Martius (from 1/1/23 to 12/31/23) (see Exhibit 33.9)

33.11 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 1/1/23 to 12/31/23) (see Exhibit 33.3)

33.12 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 1/1/23 to 12/31/23) (see Exhibit 33.8)

33.13 LNR Partners, LLC, as Special Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/23 to 12/31/23)

33.14 Computershare Trust Company, National Association, as Custodian under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/23 to 12/31/23) (see Exhibit 33.2)

33.15 Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B36 securitization, pursuant to which the following mortgage loans were serviced by such party: One Campus Martius (from 1/1/23 to 12/31/23) (see Exhibit 33.2)

33.16 Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 1/1/23 to 12/31/23) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.5 KeyBank National Association, as Special Servicer

34.6 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.4)

34.7 Park Bridge Lender Services LLC, as Operating Advisor

34.8 CoreLogic Solutions, LLC, as Servicing Function Participant

34.9 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/23 to 12/31/23)

34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2022-B36 securitization, pursuant to which the following mortgage loans were serviced by such party: One Campus Martius (from 1/1/23 to 12/31/23) (see Exhibit 34.9)

34.11 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 1/1/23 to 12/31/23) (see Exhibit 34.3)

34.12 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 1/1/23 to 12/31/23) (see Exhibit 34.8)

34.13 LNR Partners, LLC, as Special Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/23 to 12/31/23)

34.14 Computershare Trust Company, National Association, as Custodian under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/23 to 12/31/23) (see Exhibit 34.2)

34.15 Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B36 securitization, pursuant to which the following mortgage loans were serviced by such party: One Campus Martius (from 1/1/23 to 12/31/23) (see Exhibit 34.2)

34.16 Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 1/1/23 to 12/31/23) (see Exhibit 34.2)

(35). Servicer compliance statement.

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

35.3 Wells Fargo Bank, National Association, as Master Servicer

35.4 National Cooperative Bank, N.A., as NCB Master Servicer

35.5 KeyBank National Association, as Special Servicer

35.6 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.4)

35.7 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 1/1/23 to 12/31/23) (see Exhibit 35.3)

35.8 Computershare Trust Company, National Association, as Custodian under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/23 to 12/31/23) (see Exhibit 35.2)

35.9 Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B36 securitization, pursuant to which the following mortgage loans were serviced by such party: One Campus Martius (from 1/1/23 to 12/31/23) (see Exhibit 35.2)

35.10 Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 1/1/23 to 12/31/23) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated as of November 10, 2022, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 22, 2022 under SEC File No. 333-259741-04 and incorporated by reference herein).

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

Date:  March 29, 2024