Form 10-K
period 2024-12-31
BANK 2022-BNK44
filed 2025-03-27
CIK 1950141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2024

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

33.5     KeyBank National Association, as Special Servicer

33.6     National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.4)

33.7     Park Bridge Lender Services LLC, as Operating Advisor

33.8     CoreLogic Solutions, LLC, as Servicing Function Participant

33.9     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/24 to 12/31/24)

33.10  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2022-B36 securitization, pursuant to which the following mortgage loans were serviced by such party: One Campus Martius (from 1/1/24 to 12/31/24) (see Exhibit 33.9)

33.11  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.12  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 1/1/24 to 12/31/24) (see Exhibit 33.8)

33.13  LNR Partners, LLC, as Special Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/24 to 12/31/24)

33.14  Computershare Trust Company, National Association, as Custodian under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

33.15  Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B36 securitization, pursuant to which the following mortgage loans were serviced by such party: One Campus Martius (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

33.16  Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.5     KeyBank National Association, as Special Servicer

34.6     National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.4)

34.7     Park Bridge Lender Services LLC, as Operating Advisor

34.8     CoreLogic Solutions, LLC, as Servicing Function Participant

34.9     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/24 to 12/31/24)

34.10  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2022-B36 securitization, pursuant to which the following mortgage loans were serviced by such party: One Campus Martius (from 1/1/24 to 12/31/24) (see Exhibit 34.9)

34.11  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.12  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 1/1/24 to 12/31/24) (see Exhibit 34.8)

34.13  LNR Partners, LLC, as Special Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/24 to 12/31/24)

34.14  Computershare Trust Company, National Association, as Custodian under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

34.15  Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B36 securitization, pursuant to which the following mortgage loans were serviced by such party: One Campus Martius (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

34.16  Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

(35) Servicer compliance statement.

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

35.3     Wells Fargo Bank, National Association, as Master Servicer

35.4     National Cooperative Bank, N.A., as NCB Master Servicer

35.5     KeyBank National Association, as Special Servicer

35.6     National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.4)

35.7     Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.8     Computershare Trust Company, National Association, as Custodian under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

35.9     Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B36 securitization, pursuant to which the following mortgage loans were serviced by such party: One Campus Martius (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

35.10  Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

(99.1)  Mortgage Loan Purchase Agreement, dated as of November 10, 2022, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 22, 2022 under SEC File No. 333-259741-04 and incorporated by reference herein).

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

Date:  March 27, 2025