Form 10-K
period 2025-12-31
BANK 2022-BNK44
filed 2026-03-23
CIK 1950141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

•   Effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and replaced Wells Fargo Bank, National Association in its capacities as master servicer, primary servicer and special servicer, as applicable, under the BANK 2022-BNK44 pooling and servicing agreement and each Outside Pooling and Servicing Agreement.

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

 •   Effective as of March 1, 2025, Trimont LLC, as the successor to Wells Fargo Bank, National Association in each of its servicing capacities described above, engaged CoreLogic Solutions, LLC to act as a servicing function participant with respect to the same servicing and reporting functions for which Wells Fargo Bank, National Association engaged CoreLogic Solutions, LLC as described above.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as follows:

On February 3, 2026, certain investors served Wilmington Trust, National Association (“WTNA”) with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions. The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables. WTNA intends to vigorously defend itself against this legal action.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated November 22, 2022.   In addition, effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and is acting as master servicer, primary servicer and special servicer, as applicable, under the BANK 2022-BNK44 pooling and servicing agreement and each Outside Pooling and Servicing Agreement to the same extent that Wells Fargo Bank, National Association previously acted in such capacities.

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

33.1    Computershare Trust Company, National Association, as Certificate Administrator

33.2    Computershare Trust Company, National Association, as Custodian

33.3    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

33.4    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

33.5    National Cooperative Bank, N.A., as NCB Master Servicer

33.6    KeyBank National Association, as Special Servicer

33.7    National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.5)

33.8    Park Bridge Lender Services LLC, as Operating Advisor

33.9    CoreLogic Solutions, LLC, as Servicing Function Participant

33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/25 to 12/31/25)

33.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2022-B36 securitization, pursuant to which the following mortgage loans were serviced by such party: One Campus Martius (from 1/1/25 to 12/31/25) (see Exhibit 33.10)

33.12 Trimont LLC, as Master Servicer under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 3/1/25 to 12/31/25) (see Exhibit 33.3)

33.13 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 1/1/25 to 2/28/25) (see Exhibit 33.4)

33.14 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 1/1/25 to 12/31/25) (see Exhibit 33.9)

33.15 LNR Partners, LLC, as Special Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/25 to 12/31/25)

33.16 Computershare Trust Company, National Association, as Custodian under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

33.17 Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B36 securitization, pursuant to which the following mortgage loans were serviced by such party: One Campus Martius (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

33.18 Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1    Computershare Trust Company, National Association, as Certificate Administrator

34.2    Computershare Trust Company, National Association, as Custodian

34.3    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

34.4    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

34.5    National Cooperative Bank, N.A., as NCB Master Servicer

34.6    KeyBank National Association, as Special Servicer

34.7    National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.5)

34.8    Park Bridge Lender Services LLC, as Operating Advisor

34.9    CoreLogic Solutions, LLC, as Servicing Function Participant

34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/25 to 12/31/25)

34.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2022-B36 securitization, pursuant to which the following mortgage loans were serviced by such party: One Campus Martius (from 1/1/25 to 12/31/25) (see Exhibit 34.10)

34.12 Trimont LLC, as Master Servicer under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 3/1/25 to 12/31/25) (see Exhibit 34.3)

34.13 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 1/1/25 to 2/28/25) (see Exhibit 34.4)

34.14 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 1/1/25 to 12/31/25) (see Exhibit 34.9)

34.15 LNR Partners, LLC, as Special Servicer under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/25 to 12/31/25)

34.16 Computershare Trust Company, National Association, as Custodian under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

34.17 Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B36 securitization, pursuant to which the following mortgage loans were serviced by such party: One Campus Martius (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

34.18 Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1    Computershare Trust Company, National Association, as Certificate Administrator

35.2    Computershare Trust Company, National Association, as Custodian

35.3    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

35.4    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

35.5    National Cooperative Bank, N.A., as NCB Master Servicer

35.6    KeyBank National Association, as Special Servicer

35.7    National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.5)

35.8    Trimont LLC, as Master Servicer under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 3/1/25 to 12/31/25) (see Exhibit 35.3)

35.9    Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 1/1/25 to 2/28/25) (see Exhibit 35.4)

35.10 Computershare Trust Company, National Association, as Custodian under the MSC 2022-L8 securitization, pursuant to which the following mortgage loans were serviced by such party: Constitution Center (from 1/1/25 to 12/31/25) (see Exhibit 35.2)

35.11 Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B36 securitization, pursuant to which the following mortgage loans were serviced by such party: One Campus Martius (from 1/1/25 to 12/31/25) (see Exhibit 35.2)

35.12 Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK43 securitization, pursuant to which the following mortgage loans were serviced by such party: High Street (from 1/1/25 to 12/31/25) (see Exhibit 35.2)

(99.1)  Mortgage Loan Purchase Agreement, dated as of November 10, 2022, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 22, 2022 under SEC File No. 333-259741-04 and incorporated by reference herein).

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

Date:  March 23, 2026